Form 10-Q
period 2021-03-31
Altimeter Growth Corp. 2
filed 2021-05-24
CIK 1830232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39849

ALTIMETER GROWTH CORP. 2

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1563924
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2550 Sand Hill Road, Suite 150 Menlo Park, CA	94025
(Address of principal executive offices)	(Zip Code)

(650) 549-9145

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares	AGCB	New York Stock Exchange LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 24, 2021, there were 46,100,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALTIMETER GROWTH CORP. 2

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ALTIMETER GROWTH CORP. 2

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$610,522	$—
Prepaid expenses	692,333	—

Total Current Assets	1,302,855	—
Deferred offering costs	—	392,268
Cash and marketable securities held in Trust Account	450,005,862	—

TOTAL ASSETS	$451,308,717	$392,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities
Accrued expenses	$93,926	$—
Accrued offering costs		252,678
Promissory note – related party	—	119,590

Total Current Liabilities	93,926	372,268
FPA liability	1,664,090	—
Deferred underwriting fee payable	15,750,000	—

Total Liabilities	17,508,016	372,268

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 42,880,070 shares at a redemption value of $10.00 per share	428,800,700	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,219,930 shares issued and outstanding (excluding 42,880,070 shares subject to possible redemption)	322	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding (1)	1,125	1,125
Additional paid-in capital	6,918,078	23,875
Accumulated deficit	(1,919,524)	(5,000)

Total Shareholders’ Equity	5,000,001	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$451,308,717	$392,268

(1)

Includes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). As a result of the full exercise of the underwriters’ over-allotment, no shares remain subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Operating and formation costs	$256,296

Loss from operations	(256,296)
Other income (expense):
Interest earned on marketable securities held in Trust Account	5,862
Change in fair value of FPA liability	(1,664,090)

Net loss	$(1,914,524)

Weighted average shares outstanding, Class A redeemable ordinary shares	45,000,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$(0.00)

Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	12,062,778

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$(0.16)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares(1)	Amount
Balance — January 1, 2021	—	$—	11,250,000	$1,125	$23,875	$(5,000)	$20,000
Sale of 45,000,000 Shares, net of underwriting discounts	45,000,000	4,500	—	—	424,690,725	—	424,695,225
Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000
Class A ordinary shares subject to possible redemption	(42,880,070)	(4,288)	—	—	(428,796,412)	—	(428,800,700)
Net loss	—	—	—	—	—	(1,914,524)	(1,914,524)

Balance – March 31, 2021	3,219,930	$322	11,250,000	$1,125	$6,918,078	$(1,919,524)	$5,000,001

(1)

Includes an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). As a result of the full exercise of the underwriters’ over-allotment, no shares remain subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,914,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of FPA liability	1,664,090
Interest earned on marketable securities held in Trust Account	(5,862)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(692,333)
Accrued expenses	93,926

Net cash used in operating activities	(854,703)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(450,000,000)

Net cash used in investing activities	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	441,000,000
Proceeds from sale of Private Placement Shares	11,000,000
Repayment of promissory note – related party	(144,545)
Payment of offering costs	(390,230)

Net cash provided by financing activities	451,465,225

Net Change in Cash	610,522
Cash – Beginning of period	—

Cash – End of period	$610,522

Non-Cash investing and financing activities:

Offering costs paid through promissory note	$24,955

Deferred underwriting fee payable	$15,750,000

Initial classification of Class A ordinary shares subject to possible redemption	$430,715,220

Change in value of Class A ordinary shares subject to possible redemption	$(1,914,520)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2

NOTES TO FINANCIAL STATEMENT

NOTE 1 — ORGANIZATION AND PLAN OF BUSINESS OPERATIONS

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

ALTIMETER GROWTH CORP. 2

NOTES TO FINANCIAL STATEMENT

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

ALTIMETER GROWTH CORP. 2

NOTES TO FINANCIAL STATEMENT

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statement is presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on form 10-K for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statement in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. Significant estimates included in this financial statement is the valuation of the FPA liability. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

ALTIMETER GROWTH CORP. 2

NOTES TO FINANCIAL STATEMENT

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021.

Cash Held in Trust Account

At March 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury Securities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

FPA Liability

The Company accounts for the Forward Purchase Agreement (“FPA”) as a liability-classified instrument based on an assessment of the specific terms of the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a liability pursuant to ASC 480. This assessment, which requires the use of professional judgment, is conducted at the time of execution of the FPA and as of each subsequent quarterly period end date while the FPA is outstanding. Changes in the estimated fair value of the FPA between reporting periods is recognized as a non-cash gain or loss on the statement of operations (see Note 9).

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $25,304,775 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Net income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

ALTIMETER GROWTH CORP. 2

NOTES TO FINANCIAL STATEMENT

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

Three Months Ended March 31,
2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$5,862

Net Earnings	$5,862
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	45,000,000

Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Loss	$(1,914,524)
Redeemable Net Earnings	5,862

Non-Redeemable Net Loss	$(1,920,386)

Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Non-Redeemable Class A and Class B Ordinary Shares, Basic and Diluted	12,062,778

Loss/Basic and Diluted Non-Redeemable Class A and Class B Ordinary Shares	$(0.16)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 45,000,000 Public Shares, which includes a full exercise by the underwriters of their over-allotment option in the amount of 5,000,000 Public Shares, at a purchase price of $10.00 per Public Share.

ALTIMETER GROWTH CORP. 2

NOTES TO FINANCIAL STATEMENT

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

The Founder Shares included an aggregate of up to 1,250,000 shares subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was not exercised in full, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on January 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial, and administrative support services. For the three months ended March 31, 2021, the Company incurred $60,000 in fees for these services which is reflected in accrued expenses as of March 31, 2021.

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

ALTIMETER GROWTH CORP. 2

NOTES TO FINANCIAL STATEMENT

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of March 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Registration and Shareholders Rights

Pursuant to a registration and shareholders rights agreement entered into on January 6, 2021, the holders of the Founder Shares and Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the conversion of the Working Capital Loans) will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed before or on the effective date of the Initial Public Offering. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ALTIMETER GROWTH CORP. 2

NOTES TO FINANCIAL STATEMENT

Underwriting Agreement

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 3,219,930 Class A ordinary shares issued and outstanding, excluding 42,880,070 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. After giving effect to the 2,875,000 share dividend on December 1, 2020, the 4,250,000 share dividend on December 24, 2020 and the 1,250,000 share dividend in January 2021, at March 31, 2021, there were 11,250,000 Class B ordinary shares issued and outstanding.

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

ALTIMETER GROWTH CORP. 2

NOTES TO FINANCIAL STATEMENT

NOTE 8. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

At March 31, 2021, assets held in the Trust Account were comprised of $450,005,862 in money market funds which are invested primarily in U.S. Treasury Securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	March 31 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$450,005,862
Liabilities:
FPA Liability	3	1,664,090

FPA Liability

The liability for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $50 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares to be issued pursuant to the FPA. The fair value of the ordinary shares to be issued under the FPA is based on the public trading price of the Shares issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares to be issued compared to the $50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of March 31, 2021, the probability assigned to the consummation of the Business Combination was 85% which was determined based on observed success rates of business combinations for special purpose acquisition companies.

The key inputs into the valuation analysis for the Forward Purchase Agreement were as follows at January 5, 2021 and March 31, 2021:

Input	March 31, 2021	January 5, 2021
Risk-free interest	0.1%	0.1%
Years to expected IBC date	1.25	1.5
Conditional probability of Securities Issued	85.0%	85.0%
Fair value of security at valuation date	$10.38	$9.98

The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA Liability
Fair value, January 11, 2021	$73,207
Recognized loss on change in fair value	1,590,883

Fair value, March 31, 2021	$1,664,090

There were no transfers between Levels 1, 2 or 3 during the three months ended March 31, 2021.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS[1]

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Altimeter Growth Corp. 2. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Altimeter Growth Holdings 2. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on October 14, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our Initial Public Offering and the sale of our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $1,914,524, which consisted of formation and operating expenses of $256,296 and a loss on the value of the FPA liability of $1,664,090 offset by interest earned on marketable securities held in the trust account of $5,862.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by our Sponsor and advances from our Sponsor.

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

For the three months ended March 31, 2021, net cash used in operating activities was $854,703. The net loss of $1,914,524 was offset by the change in value of the FPA liability of $1,664,090 and interest earned on marketable securities held in trust of $5,862. Changes in operating assets and liabilities used $598,407 of cash from operating activities.

At March 31, 2021, we had cash held in the Trust Account of $450,000,000. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $610,522 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating and consummating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet.

FPA Liability

The Company accounts for the Forward Purchase Agreement (“FPA”) as a liability-classified instrument based on an assessment of the specific terms of the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a liability pursuant to ASC 480. This assessment, which requires the use of professional judgment, is conducted at the time of execution of the FPA and as of each subsequent quarterly period end date while the FPA is outstanding. Changes in the estimated fair value of the FPA between reporting periods is recognized as a non-cash gain or loss on the statement of operations

Net Income (Loss) Per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per common share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our General Counsel (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, as of the end of the period covered by this Report due solely to the significant change in the accounting treatment of the FPA. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Certifying Officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and accurately reported within the time periods specified in rules and forms of the SEC.

Our internal control over financial reporting did not result in the proper classification of the FPA which, due to its impact on our financial statements, we determined to be a material weakness. This error in classification was brought to our attention only when the SEC released a statement on accounting and reporting considerations for warrants issued by special purpose acquisition companies and the subsequent analysis we did related to our accounting policies. We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. However, we expect that if we consummate our initial business combination, changes to the individuals who are part of our finance function and our internal controls over financial reporting will be made.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the error in classification of the FPA, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 26, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 11, 2021, we consummated our Initial Public Offering of 45,000,000 shares, which included the full exercise by the underwriters of the over-allotment option to purchase an additional 5,000,000 shares, at $10.00 per share, generating gross proceeds of $450,000,000. Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Morgan Stanley & Co. LLC acted as book-running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 251431). The SEC declared the registration statement effective on January 6, 2021.

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

We paid a total of $9,000,000 in upfront underwriting discounts and commissions and $554,775 for other offering costs related to the Initial Public Offering. In addition, the underwriters agreed to defer $15,750,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

3.1	Amended and Restated Memorandum and Articles of Association (1)

10.1	Private Placement Shares Purchase Agreement, dated January 6, 2021, between the Company and Altimeter Growth Holdings 2 (1)

10.2	Investment Management Trust Agreement, dated January 6, 2021, between the Company and Continental Stock Transfer & Trust Company (1)

10.3	Registration and Shareholder Rights Agreement, dated January 6, 2021, between the Company and certain security holders (1)

10.4	Letter Agreement, dated January 6, 2021, between the Company, Altimeter Growth Holdings 2 and each of the officers and directors of the Company (1)

10.5	Form of Indemnity Agreement, dated January 6, 2021, between the Company and each of the officers and directors of the Company (1)

10.6	Administrative Services Agreement, dated January 6, 2021, between the Company and the Altimeter Growth Holdings 2 (1)

10.7	Forward Purchase Agreement, dated January 5, 2021 between the Company and Altimeter Partners Fund, L.P. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on January 11, 2021 (File No. 001-39849) and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMETER GROWTH CORP. 2

Date: May 24, 2021		/s/ Brad Gerstner
	Name:	Brad Gerstner
	Title:	Chief Executive Officer, President and Chairman
(Principal Executive Officer)

Date: May 24, 2021		/s/ Hab Siam
	Name:	Hab Siam
	Title:	General Counsel
(Principal Financial and Principal Accounting Officer)