Form 10-Q
period 2021-06-30
Altimeter Growth Corp. 2
filed 2021-08-13
CIK 1830232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2021

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 13, 2021, there
were 46,100,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALTIMETER GROWTH CORP. 2
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALTIMETER GROWTH CORP. 2
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$553,866	$—
Prepaid expenses	577,083	—
Total Current Assets	1,130,949	—
Deferred offering costs	—	392,268
Cash and marketable securities held in Trust Account	450,012,700	—

TOTAL ASSETS	$451,143,649	$392,268

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities
Accrued expenses	$166,201	$—
Accrued offering costs	—	252,678
Promissory note – related party	—	119,590
Total Current Liabilities	166,201	372,268
FPA liability	1,156,478	—
Deferred underwriting fee payable	15,750,000	—

Total Liabilities	17,072,679	372,268

Commitments and Contingencies
Class A ordinary shares subject to possible redemption 42,907,096 and 0 shares as of June 30, 2021 and December 31, 202 0 , respectively, at a redemption value of $10.00 per share	429,070,960	—
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,192,904 and 0 shares issued and outstanding (excluding 42,907,096 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	319	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding (1)	1,125	1,125
Additional paid-in capital	6,647,821	23,875
Accumulated deficit	(1,649,255)	(5,000)

Total Shareholders’ Equity	5,000,010	20,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$451,143,649	$392,268

(1)
At December 31, 2020, includes
 an aggregate of up to 1,250,000 Class B ordinary shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised (see Note 5). As a result of the full exercise of the underwriters’ over-allotment, no shares remain subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	THREE MONTHS ENDED	SIX MONTHS ENDED
	June 30, 2021	June 30, 2021
Operating and formation costs	$244,182	$500,478

Loss from operations	(244,182)	(500,478)

Other income (expense):
Interest earned on marketable securities held in Trust Account	6,839	12,701

Change in fair value of FPA liability	507,612	(1,156,478)
Net income (loss)	$270,269	$(1,644,255)

Weighted average shares outstanding, Class A redeemable ordinary shares	45,000,000	45,000,000

Basic and diluted net income per share, Class A redeemable ordinary shares	$(0.00)	$(0.00)

Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	12,350,000	12,207,182

Basic and diluted net loss per share, Class A and Class B non-redeemable ordinary shares	$0.02	$(0.14)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in Capital	Accumulated Deficit	Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance — December 31, 2020 (1)	—	$—	11,250,000	$1,125	$23,875	$(5,000)	$20,000
Sale of 45,000,000 Shares, net of underwriting discounts	45,000,000	4,500	—	—	424,690,725	—	424,695,225
Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000
Class A ordinary shares subject to possible redemption	(42,880,070)	(4,288)	—	—	(428,796,412)	—	(428,800,700)
Net loss	—	—	—	—	—	(1,914,524)	(1,914,524)

Balance — March 31, 2021	3,219,930	322	11,250,000	1,125	6,918,078	(1,919,524)	5,000,001

Class A ordinary shares subject to possible redemption	(27,026)	(3)	—	—	(270,257)	—	(270,260)
Net Income	—	—	—	—	—	270,269	270,269

Balance – June 30, 2021	3,192,904	$319	11,250,000	$1,125	$6,647,821	$(1,649,255)	$5,000,010

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

ALTIMETER GROWTH CORP. 2
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(1,644,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of FPA liability	1,156,478
Interest earned on marketable securities held in Trust account	(12,701)
Changes in operating assets and liabilities:
Prepaid expenses	(577,083)
Accrued expenses	166,201

Net cash used in operating activities	(911,360)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(450,000,000)

Net cash used in investing activities	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	441,000,000
Proceeds from sale of Private Placement Shares	11,000,000
Repayment of promissory note – related party	(144,544)
Payment of offering costs	(390,230)

Net cash provided by financing activities	451,465,226

Net Change in Cash	553,866
Cash – Beginning of period	—

Cash – End of period	$553,866
Non-Cash investing and financing activities:

Offering costs paid through promissory note	$24,955

Deferred underwriting fee payable	$15,750,000

Initial classification of Class A ordinary shares subject to possible redemption	$430,715,220

Change in value of Class A ordinary shares subject to possible redemption	$(1,644,260)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Shares, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of any deferred underwriting discount held in the Trust Account and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-
Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on form
10-K
for the year ended December 31, 2020. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements.
Making Estimates requires management to exercise significant judgement. Significant estimates included in these financial statements are the valuation of the FPA liability. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and cash

equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
Cash Held in Trust Account
At June 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury Securities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020,
there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the three months ended June 30, 2021:

Three M onths
Ended June 30,
2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$6,389

Net Earnings	$6,389
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	45,000,000

Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$270,269
Redeemable Net Earnings	6,839
Non-Redeemable Net Income	$263,430
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Non-Redeemable Class A and Class B Ordinary Shares, Basic and Diluted	12,350,000

Loss/Basic and Diluted Non-Redeemable Class A and Class B Ordinary Shares	$0.02

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the six months ended June 30, 2021:

Six Months
Ended June 30,
2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$12,701

Net Earnings	$12,701
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	45,000,000

Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income minus Redeemable Net Earnings
Net Income	$(1,644,255)
Redeemable Net Earnings	12,701
Non-Redeemable Net Loss	$(1,656,956)
Denominator: Weighted Average Non-Redeemable Class A and Class B Ordinary Shares
Non-Redeemable Class A and Class B Ordinary Shares, Basic and Diluted	12,207,182

Loss/Basic and Diluted Non-Redeemable Class A and Class B Ordinary Shares	$(0.14)

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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial

Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of June 30, 2021.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 45,000,000 Public Shares, which includes a full exercise by the underwriters of their over-allotment
option in the amount of 5,000,000 Public Shares, at a purchase price of $10.00 per Public Share.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED
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
For the three and six months ended June 30, 2021, the Company incurred
 $60,000
and $120,000, respectively, in fees for these services which is reflected in accrued expenses as of June 30, 2021.
Promissory Note — Related Party
On October 23, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $144,544 was subsequently repaid on January 15, 2021. As of June 30, 2021, the promissory note is expired and the Company is no longer able to borrow funds.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED
FINANCIAL STATEMENT

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
NOTES TO UNAUDITED CONDENSED
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
NOTE 7 — SHAREHOLDERS’ EQUITY
Preference Shares
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there
 were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share.
At June 30, 2021 and December 31, 2020,
there were 3,192,904 and 0
Class A ordinary shares issued and outstanding, excluding 42,907,096 and 0 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. After giving effect to the 2,875,000 share dividend on December 1, 2020, the 4,250,000 share dividend on December 24, 2020 and the 1,250,000 share dividend in January 2021, at June 30, 2021 and December 31, 2020, there

were 11,250,000 Class B ordinary shares issued and outstanding.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
At June 30, 2021, assets held in the Trust Account were comprised of $450,012,700 in money market funds which are invested primarily in U.S. Treasury Securities. During the three and six months ended
 June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$450,012,700
Liabilities:
FPA Liability	3	$1,156,478
FPA Liability
The liability for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $50 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares to be issued pursuant to the FPA. The fair value of the ordinary shares to be issued under the FPA is based on the public trading price of the Shares issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares to be issued compared to the $50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of June 30, 2021, the probability assigned to the consummation of the Business Combination was 90% which was determined based on observed success rates of business combinations for special purpose acquisition companies.
The key inputs into the valuation analysis for the Forward Purchase Agreement were as follows at January
11
,
2021 and June 30, 2021:

Input	J une 3 0 , 2021	January 11 , 2021
Risk-free interest	0.1%	0.1%
Years to expected IBC date	1.00	1.5
Conditional probability of Securities Issued	90.0%	85.0%
Fair value of security at valuation date	$10.25	$9.98
The following table presents a summary of the changes in the fair value of the FPA liability, a Level 3 liability, measured on a recurring basis.

FPA Liability
Fair value, January 11, 202 1	$73,207
Recognized loss on change in fair value	1,590,883
Fair value, March 31, 2021	1,664,090
Recognized gain on change in fair value	(507,612)

Fair value, June 30, 202 1	$1,156,478

There were no
transfers between Levels 1, 2 or 3 during the three and six months ended June 30, 2021.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the six months ended June 30, 2021, we had a net loss of $1,644,255, which consisted of formation and operating expenses of $500,478 offset by a gain on the value of the FPA liability of $1,156,478 and interest earned on marketable securities held in the trust account of $12,701. For the three months ended June 30, 2021, we had net income of $270,269, which consisted of a gain on the value of the FPA liability $507,612 and $6,839 of interest earned on marketable securities held in the trust account, offset by formation and operating expenses of $244,182.

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
For the six months ended June 30, 2021, net cash used in operating activities was $911,360. The net loss of $1,644,255 was offset by the change in value of the FPA liability of $1,156,478 and interest earned on marketable securities held in trust of $12,701. Changes in operating assets and liabilities used $410,882 of cash from operating activities.
At June 30, 2021, we had cash held in the Trust Account of $450,012,700. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
At June 30, 2021, we had cash of $553,866 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of June 30, 2021.
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
and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting, as of the end of the period covered by this Report due solely to the significant change in the accounting treatment of the FPA. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Certifying Officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and accurately reported within the time periods specified in rules and forms of the SEC.
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
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the error in classification of the FPA, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. We have also provided enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMETER GROWTH CORP. 2

Date: August 13, 2021		/s/ Brad Gerstner
	Name: Title:	Brad Gerstner Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: August 13, 2021		/s/ Hab Siam
	Name: Title:	Hab Siam General Counsel (Principal Financial and Principal Accounting Officer)