Form 10-Q
period 2021-09-30
Altimeter Growth Corp. 2
filed 2021-11-15
CIK 1830232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2021

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
November
15
,
2021, there

were 46,100,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALTIMETER GROWTH CORP. 2
FORM
10-Q
FOR THE QUARTER ENDED
SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALTIMETER GROWTH CORP. 2
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$451,456	$—
Prepaid expenses	486,333	—

Total Current Assets	937,789	—
Deferred offering costs	—	392,268
FPA Asset	471,389	—
Marketable securities held in Trust Account	450,019,615	—

TOTAL ASSETS	$451,428,793	$392,268

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	$666,341	$—
Accrued offering costs	—	252,678
Promissory note – related party	—	119,590
Total Current Liabilities	666,341	372,268
Deferred underwriting fee payable	15,750,000	—

Total Liabilities	16,416,341	372,268
Commitments and Contingencies
Class A ordinary shares subject to possible redemption 45,000,000 shares and 0 shares as of September 30, 2021 and December 31, 2020, respectively, at a redemption value of $10.00 per share	450,000,000	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,100,000 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	110	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	—	23,875
Accumulated deficit	(14,988,783)	(5,000)

Total Shareholders’ Equity (Deficit)	(14,987,548)	20,000

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$451,428,793	$392,268

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
UNAUDITED

CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	THREE MONTHS ENDED	NINE MONTHS ENDED
	September 30, 2021	September 30, 2021
Operating and formation costs	$693,298	$1,193,776

Loss from operations	(693,298)	(1,193,776)

Other income (expense):
Interest earned on marketable securities held in Trust Account	6,914	19,615
Change in fair value of FPA asset	1,627,867	471,389

Net income (loss)	$941,482	$(702,773)

Weighted average shares outstanding, Class A redeemable ordinary shares	45,000,000	43,505,535

Basic and diluted net income (loss) per share, Class A redeemable ordinary shares	$0.02	$(0.01)

Weighted average shares outstanding, Class A and Class B non-redeemable ordinary shares	12,350,000	12,255,311

Basic and diluted net income (loss) per share, Class A and Class B non-redeemable ordinary shares	0.02	(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
UNAUDITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balance — January 1, 2021	—	$—	11,250,000	$1,125	$23,875	$(5,000)	$20,000

Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000
Accretion to Class A ordinary shares redemption amount	—	—	—	—	(11,023,765)	(14,281,010)	(25,304,775)
Net loss	—	—	—	—	—	(1,914,524)	(1,914,524)

Balance — March 31, 2021	1,100,000	110	11,250,000	1,125	—	(16,200,534)	(16,199,299)

Net Income	—	—	—	—	—	270,269	270,269

Balance — June 30, 2021	1,100,000	110	11,250,000	1,125	—	(15,930,265)	(15,929,030)

Net Income	—	—	—	—	—	941,482	941,482

Balance — September 30, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(14,988,783)	$(14,987,548)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
UNAUDITED

CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(702,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of FPA asset	(471,389)
Interest earned on marketable securities held in Trust account	(19,615)
Changes in operating assets and liabilities:
Prepaid expenses	(486,333)
Accrued expenses	666,341

Net cash used in operating activities	(1,013,769)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(450,000,000)

Net cash used in investing activities	(450,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Class A ordinary shares, net of underwriting discounts paid	441,000,000
Proceeds from sale of Private Placement Shares	11,000,000
Repayment of promissory note – related party	(144,545)
Payment of offering costs	(390,230)

Net cash provided by financing activities	451,465,225

Net Change in Cash	451,456
Cash – Beginning of period	—

Cash – End of period	$451,456
Non-Cash investing and financing activities:
Deferred underwriting fee payable	$15,750,000

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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
For the nine months ended September 30, 2021, net cash used in operating activities was $1,013,769. The net loss of $702,773 was offset by the change in value of the FPA asset of $471,389 and interest earned on marketable securities held in trust of $19,615. Changes in operating assets and liabilities used $180,008 of cash from operating activities.
At September 30, 2021, we had cash held in the Trust Account of $450,019,615. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
At September 30, 2021, we had cash of $451,456 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on form
10-K
for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective, with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $5 million in additional paid-in capital and an increase of approximately $14.3 million to accumulated deficit, as well as a reclassification of 19,284,780 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements included as an exhibit to the Company’s Form 8-K filed with the SEC on January 15, 2021, and the Company’s form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $21.2 million and $20.9 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilit
ies and disclosure of contingent assets and liabilities at the date of the condensed financial statements.
Making estimates requires management to exercise significant judgement. Significant estimates included in these financial statements are the valuation of the FPA asset. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Cash Held in Trust Account
At September 30, 2021, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury Securities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.
FPA Asset
The Company accounts for the Forward Purchase Agreement (“FPA”) as a derivative instrument based on an assessment of the specific terms of the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a derivative asset or liability pursuant to ASC 480. This assessment, which requires the use of professional judgment, is conducted at the time of execution of the FPA and as of each subsequent quarterly period end date while the FPA is outstanding. Changes in the estimated fair value of the FPA between reporting periods is recognized as a non-cash
gain or loss on the statement of operations (see Note 9).
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $25,304,775 were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.
Net income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASC ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed
by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts) for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A Redeemable	Class A and Class B Non-Redeemable	Class A redeemable	Class A and Class B Non-Redeemable
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$738,739	$202,743	$(548,315)	$(154,458)
Denominator:
Basic and Diluted Weighted Average Shares Outstanding	45,000,000	12,350,000	43,505,535	12,255,311
Basic and Diluted Net Income (Loss) per Ordinary Share	$0.02	$0.02	$(0.01)	$(0.01)
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, other than the FPA asset.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of September 30, 2021.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Founder Shares included an aggregate of up to 1,250,000 shares subject to forfeiture depending on the extent to which the underwriters’ over- allotment option was not exercised in full, so that the number of Founder Shares would equal, on an as-converted
basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over- allotment option, no Founder Shares are currently subject to forfeiture.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on January 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial, and administrative support services. For the three and nine months ended September 30, 2021, the Company incurred $60,000 and $180,000, respectively, in fees for these services which is reflected in accrued expenses as of September 30, 2021.
Promissory Note — Related Party
On October 23, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $144,545 was subsequently repaid on January 15, 2021. As of September 30, 2021, the promissory note expired and the Company is no longer able to borrow funds.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7 - CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue

200,000,000
shares of Class A ordinary shares with a par value of
$
0.0001
per share. Holders of the Company’s Class A ordinary shares are entitled to one
vote for each share. As of September 30, 2021, there were

45,000,000
Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
NOTE 8 — SHAREHOLDERS’ EQUITY (DEFICIT)
P
r
e
f
e
r
e
n
c
e
Sh
a
r
e
s
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors.
Class
 A Ordinary
Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 1,100,000 and 0 Class A ordinary shares issued and outstandin
g,
 excluding 45,000,000 shares subject to redemption and presented as temporary equity.
Class
 B Ordinary
Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share, there were 11,250,000 Class B ordinary shares issued and outstanding at September 30, 2021 and December 31, 2020.
Holders of Class A ordinary shares and Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of shareholders, except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination (including the forward purchase shares), excluding any forward purchases securities and Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in a Business Combination and any Private Placement Shares issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE
9
 — FAIR VALUE MEASUREMENTS
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
At September 30, 2021, assets held in the Trust Account were comprised of $450,019,615 in money market funds which are invested primarily in U.S. Treasury Securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$450,019,615
FPA Asset	3	$471,389
FPA Asset
The asset for
the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $50 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares to be issued pursuant to the FPA. The fair value of the ordinary shares to be issued under the FPA is based on the public trading price of the Shares issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares to be issued compared to the $50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of September 30, 2021, the probability assigned to the consummation of the Business Combination was 90% which was determined based on observed success rates of business combinations for special purpose acquisition companies.
The key inputs into the valuation analysis for the Forward Purchase Agreement were as follows at September 30, 2021:

Input	September 30, 2021
Risk-free interest	0.1%
Years to expected IBC date	0.75
Conditional probability of Securities Issued	90.0%
Fair value of security at valuation date	$(0.10)
The following table presents a summary of the changes in the fair value of the FPA asse
t, a
Level 3 asset, measured on a recurring basis.

FPA Asset
Fair value, January 11, 2021	$73,207
Recognized loss on change in fair value	1,590,883
Fair value, March 31, 2021	1,664,090
Recognized gain on change in fair value	(507,612)

Fair value, June 30, 2021	$1,156,478

Recognized gain on change in fair value	(1,627,867)

Fair value, September 30, 202 1	$(471,389)

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE
10
-SUBSEQUENT EVENTS
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
Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the nine months ended September 30, 2021, we had a net loss of $702,773, which consisted of formation and operating expenses of $1,193,776 offset by a gain on the value of the FPA asset of $471,389 and interest earned on marketable securities held in the trust account of $19,615. For the three months ended September 30, 2021, we had net income of $941,482, which consisted of a gain on the value of the FPA asset $1,627,867 and $6,914 of interest earned on marketable securities held in the trust account, offset by formation and operating expenses of $693,298.

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
For the nine months ended September 30, 2021, net cash used in operating activities was $1,013,769. The net loss of $702,773 was offset by the change in value of the FPA asset of $471,389 and interest earned on marketable securities held in trust of $19,615. Changes in operating assets and liabilities used $180,008 of cash from operating activities.
At September 30, 2021, we had cash held in the Trust Account of $450,019,615. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
At September 30, 2021, we had cash of $451,456 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our unaudited condensed balance sheet. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Gross Proceeds	$450,000,000
Less:
Class A ordinary shares issuance costs	$(25,304,775)
Plus:
Accretion of carrying value to redemption value	$25,304,775

Class A ordinary shares subject to possible redemption	$450,000,000

FPA Asset
The Company accounts for the Forward Purchase Agreement (“FPA”) as a derivative instrument based on an assessment of the specific terms of the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a derivative asset or liability pursuant to ASC 480. This assessment, which requires the use of professional judgment, is conducted at the time of execution of the FPA and as of each subsequent quarterly period end date while the FPA is outstanding. Changes in the estimated fair value of the FPA between reporting periods is recognized as a non-cash
gain or loss on the statement of operations
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of September 30, 2021. Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and General Counsel, to allow timely decisions regarding required disclosure.
As required by Rules 13a-15f and 15d-15 under the Exchange Act, our Chief Executive Officer and General Counsel carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, and in light of the material weakness identified in our internal controls over financial reporting as disclosed in our Annual Report on Form 10-K/A for the period ended December 31, 2020, our Chief Executive Officer and General Counsel concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the period covered by this Quarterly Report on Form 10-Q, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness previously reported was remediated during the quarter ended September 30, 2021.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.
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
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a—14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes— Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALTIMETER GROWTH CORP. 2

Date: November 15, 2021		/s/ Brad Gerstner
	Name: Title:	Brad Gerstner Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: November 15, 2021		/s/ Hab Siam
	Name: Title:	Hab Siam General Counsel (Principal Financial and Principal Accounting Officer)