Form 10-Q/A
period 2021-09-30
Altimeter Growth Corp. 2
filed 2022-01-06
CIK 1830232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
As of September 30, 2021, there were
 46,100,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE
Altimeter Growth Corp. 2 (the “Company”) is filing this amended Form
10-Q/A
(“Form
10-Q/A”)
to amend our Quarterly Report on Form
10-Q
for the period ended September 30, 2021, filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2021 (the “Original Report”), to restate our financial statements and related footnote disclosures as of March 31, 2021, June 30, 2021, and September 30, 2021. This correction involves only non-cash
adjustments. This Form
10-Q/A
also amends certain other Items in the Original Report, as listed in “Items Amended in this Form
10-Q/A”
below.
Restatement Background
The Company is authorized to issue up to 200,000,000 shares of Class A, $0.0001 par value ordinary shares, and is authorized to issue up to 20,000,000 shares of Class B, $0.0001 par value ordinary shares. The Company had accounted for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC 480. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) were classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, some Class A ordinary shares subject to possible redemption were presented as temporary equity, outside of the shareholders’ equity section of the Company’s Financial Statements, respectively. Additionally, some shares of Class A ordinary shares and Class B ordinary shares were presented as permanent equity in the equity section of the Company’s Financial Statements, respectively.
The Company’s amended and restated memorandum and articles of association require the Company to maintain a net tangible asset of not less than $5,000,001, which was the basis for the Company’s original equity classification. The Company’s original accounting was justified by the legal terms according to which it will not redeem its public shares in an amount that would cause the net tangible assets to be less than $5,000,001. The accounting guidance in FASB ASC 480 does not take into consideration the legal provisions from the amended and restated memorandum and articles of association whereby it must maintain a net tangible asset of not less than $5,000,001. As a result, the Company’s original equity classification, which maintained a minimum equity balance of at least $5,000,001 in permanent equity was incorrect. Rather, all of the Class A ordinary shares outstanding would be accounted for in the same manner based on the accounting guidance contained in FASB ASC 480, which would require the Class A ordinary shares to be classified in temporary equity.
Accordingly, the Company’s Financial Statements as of March 30, 2021 and June 30, 2021 had incorrectly classified a portion of the Class A ordinary shares outstanding as permanent equity. Upon correction of the Financial Statements classification, the entire balance of Class A ordinary shares outstanding should be classified in temporary equity as Class A ordinary shares subject to possible redemption.
In addition, in connection with the change in presentation for the Class A shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company, together with its advisors, undertook a process to correct the presentation of the Class A ordinary shares subject to redemption. Based on this evaluation Company management, together with the Audit Committee determined on December 15, 2021 that the Company’s financial statements and other financial data as of March 30, 2021 and June 30, 2021 (the “Affected Periods”), contained an error that was quantitatively material and, as a result, should no longer be relied upon. The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect all of the Class A ordinary shares subject to redemption in temporary equity and calculate earnings per share by allocating income and losses pro rata for each class of ordinary shares. Consequently, the Company has restated the financial statements identified above for the Affected Periods in this Form
10-Q/A.
All amounts in this Form 10Q/A affected by the restatement adjustments reflect such amounts as restated. These restatements result in non-cash,
non-operating
financial statement corrections and will have no impact on the Company’s current or previously reported cash position, loss from operations or total operating, investing or financing cash flows.
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control, over financial reporting as of September 30, 2021. The Company’s management has concluded that in light of the classification error described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective. For a discussion of management’s considerations of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form
10-Q/A.
Items Amended in this Form
10-Q/A
This Form
10-Q/A
presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:
Part I, Item 1. Financial Statements

Part I, Item 4. Controls and Procedures
Part II, Item 1A. Risk Factors
Part II, Item 6. Exhibits
Except as described above, this Form
10-Q/A
does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form
10-Q/A
speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form
10-Q/A
should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ALTIMETER GROWTH CORP. 2
FORM
10-Q/A
FOR THE QUARTER ENDED
SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALTIMETER GROWTH CORP. 2
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$451,456	$—
Prepaid expenses	486,333	—

Total Current Assets	937,789	—
Deferred offering costs	—	392,268
FPA Asset	471,389	—
Marketable securities held in Trust Account	450,019,615	—

TOTAL ASSETS	$451,428,793	$392,268

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Accrued expenses	$666,341	$—
Accrued offering costs	—	252,678
Promissory note – related party	—	119,590
Total Current Liabilities	666,341	372,268
Deferred underwriting fee payable	15,750,000	—

Total Liabilities	16,416,341	372,268
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value, 45,000,000 shares and 0 shares as of September 30, 2021 and December 31, 2020, respectively, at a redemption value of $10.00 per share	450,000,000	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,100,000 and 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	110	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	—	23,875
Accumulated deficit	(14,988,783)	(5,000)

Total Shareholders’ Equity (Deficit)	(14,987,548)	20,000

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$451,428,793	$392,268

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

ALTIMETER GROWTH CORP. 2
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance — January 1, 2021	—	$—	11,250,000	$1,125	$23,875	$(5,000)	$20,000

Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000
Accretion to Class A ordinary shares redemption amount	—	—	—	—	(11,023,765)	(14,281,010)	(25,304,775)
Net loss	—	—	—	—	—	(1,914,524)	(1,914,524)

Balance — March 31, 2021 , as restated	1,100,000	110	11,250,000	1,125	—	(16,200,534)	(16,199,299)

Net Income	—	—	—	—	—	270,269	270,269

Balance — June 30, 2021 , as restated	1,100,000	110	11,250,000	1,125	—	(15,930,265)	(15,929,030)

Net Income	—	—	—	—	—	941,482	941,482

Balance — September 30, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(14,988,783)	$(14,987,548)

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
4
.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,100,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Altimeter Growth Holdings 2 (the “Sponsor”), generating gross proceeds of $11,000,000, which is described in Note
5
.
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
The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calcu
l
ated as of two business days prior to the consummation of the Business Combination (initially anticipated to be $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding Public Shares, subject to certain limitations as described in the prospectus. The per-share
amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). The Class A ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.
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
The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note
7
) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 — Restatement of Previously Issued Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for the quarterly period ended September 30, 2021, the Company concluded it should restate its financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares as permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these condensed consolidated financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
There is no impact to the reported amounts for total assets, total liabilities, cash flows or net income (loss).
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Class A Ordinary Shares subject to possible redemption	$428,800,700	$21,199,300	$450,000,000
Class A ordinary shares	$322	$(212)	110
Additional Paid-in Capital	$6,918,078	$(6,918,078)	—
Accumulated Deficit	$(1,919,524)	$(14,281,010)	$(16,200,534)

Total Shareholders’ equity (deficit)	$5,000,001	$(21,199,300)	$(16,199,299)

Number of Class A ordinary shares subject to possible redemption	42,880,070	2,119,930	45,000,000
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(1,914,520)	$1,914,520	—
Initial classification of Class A ordinary shares subject to possible redemption	$430,715,220	($ 430,715,220)	—

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

June 30, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Class A Ordinary Shares subject to possible redemption	$429,070,960	$20,929,040	$450,000,000
Class A ordinary shares	$319	$(209)	110
Additional Paid-in Capital	$6,647,821	$(6,647,821)	—
Accumulated Deficit	$(1,649,255)	$(14,281,010)	$(15,930,265)

Total Shareholders’ equity (deficit)	$5,000,010	$(20,929,040)	$(15,929,030)

Number of Class A ordinary shares subject to possible redemption	42,907,096	2,092,904	45,000,000
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (Unaudited)	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(1,644,260)	$1,644,260	—
Initial classification of Class A ordinary shares subject to possible redemption	$430,715,220	($ 430,715,220)	—
The impact to the reported amounts of basic and diluted earnings per common share is presented below for the Affected Periods:

Three Months ended March 31, 2021 (unaudited)	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Diluted weighted average shares outstanding – Class A ordinary shares	$45,000,000	$(5,500,000)	$39,500,000
Basic and Diluted Net Loss per Share, Class A ordinary shares	$(0.00)	$(0.04)	$(0.04)
Basic and Diluted Net Loss per Share, Class B ordinary shares	$(0.16)	$0.12	$(0.04)

Three Months ended June 30, 2021 (unaudited)	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Basic and Diluted Net Income per Share, Class A ordinary shares	$(0.00)	$0.00	$0.00
Basic and Diluted Net Income per Share, Class B ordinary shares	$0.02	$(0.02)	$0.00

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Six Months ended June 30, 2021 (unaudited)	Earnings Per Share
	As Previously Reported	Adjustment	As Restated
Diluted weighted average shares outstanding – Class A ordinary shares	$45,000,000	$(2,734,807)	$42,265,193
Basic and Diluted Net Loss per Share, Class A ordinary shares	$(0.00)	$(0.03)	$(0.03)
Basic and Diluted Net Loss per Share, Class B ordinary shares	$(0.14)	$0.11	$(0.03)
NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying fina
ncial state
ments are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed fi
nancial st
atements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, which contains the audited financial statements and notes thereto.
T
he financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on form
10-K
for the year ended December 31, 2020. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved
.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used
.

Use of Estimates
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
10
)
.
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $25,304,775 were charged to shareholders’ equity upon the completion of the Initial Public Offering
.
Income Taxes
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

1
2

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts
.
Fair Value of Financial Instruments
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
Management does not believe that any recently issued, but not yet effective, accounting stand ards, i
f currently adopted, would have a material effect on the Company’s conden
s
ed financial statements.
NOTE
4
— INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 45,000,000 Public Shares, which includes a full exercise by the underwriters of their over-allotment
option in the amount of 5,000,000 Public Shares, at a purchase price of $10.00 per Public Share.
NOTE
5
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
6
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
7
— COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty
.
Registration and Shareholders Rights
Pursuant to a registration and shareholders rights agreement entered into on January 6, 2021, the holders of the Founder Shares and Private Placement Shares and any shares that may be issued upon conversion of Working Capital Loans will be entitled to registration rights pursuant to a registration and shareholder rights agreement to be signed before or on the effective date of the Initial Public Offering. The holders of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lockup period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Pursuant to the forward purchase agreement, the Company will agree that it will use its commercially reasonable efforts to (i) within 30 days after the closing of a Business Combination, file a registration statement with the SEC for a secondary offering of the forward purchase investor’s forward purchase shares and any other Class A ordinary shares acquired by the forward purchase investor, including any acquisitions after the Company completes a Business Combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of a Business Combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which a forward purchase investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sol
d

1
5

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
8
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
9
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

1
6

ALTIMETER GROWTH CORP. 2
NOTES TO FINANCIAL STATEMENT

NOTE 10 — FAIR VALUE MEASUREMENTS
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
FPA Asset
The asset for
the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $50 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares to be issued pursuant to the FPA. The fair value of the ordinary shares to be issued under the FPA is based on the public trading price of the Shares issued in the Company’s Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the ordinary shares to be issued compared to the
$50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of September 30, 2021, the probability assigned to the consummation of the Business Combination was 90% which was determined based on observed success rates of business combinations for special purpose acquisition companies.
The key inputs into the valuation analysis for the Forward Purchase Agreement were as follows at September 30, 2021:

Input	September 30, 2021
Risk-free interest	0.1%
Years to expected IBC date	0.75
Conditional probability of Securities Issued	90.0%
Fair value of security at valuation date	$(0.10)

ALTIMETER GROWTH CORP. 2
NOTES TO FINANCIAL STATEMENT

The following table presents a summary of the changes in the fair value of the FPA asset, a Level 3 asset, measured on a recurring basis.

FPA Asset
Fair value, January 11, 2021	$73,207
Recognized loss on change in fair value	1,590,883
Fair value, March 31, 2021	$1,664,090
Recognized gain on change in fair value	(507,612)

Fair value, June 30, 2021	$1,156,478

Recognized gain on change in fair value	(1,627,867)

Fair value, September 30, 202 1	$(471,389)

NOTE 11 -SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatements described in Note 2.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below. The principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transitions are effectively evaluated in the context of the increasing complex accounting standards.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form
10-K
for the year ended December 31, 2020 filed with the SEC on March 26, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except for the below.
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of Class A ordinary shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2-Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Form 10-Q/A.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.
We have taken measures to remediate the material weakness described herein. However, if we are unable to remediate our material weakness in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our shares of Class A ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our stock. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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
10-Q/A.

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

ALTIMETER GROWTH CORP. 2

Date: January 6, 2022		/s/ Brad Gerstner
	Name: Title:	Brad Gerstner Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: January 6, 2022		/s/ Hab Siam
	Name: Title:	Hab Siam General Counsel (Principal Financial and Principal Accounting Officer)

24