Form 10-K
period 2021-12-31
Altimeter Growth Corp. 2
filed 2022-03-25
CIK 1830232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
12b-2
of the Exchange Act).     ☒  Yes    ☐  No
The aggregate market value of the voting and
non-voting
common equity held by
non-affiliates
of the registrant, based on the last sales price quoted on the New York Stock Exchange on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $461,250,000.
As of March
25
, 2022, there were 46,100,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

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

ITEM 1.	BUSINESS
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
Our sponsor is affiliated with Altimeter Capital Management, LP (“Altimeter”), a technology-focused investment firm based in Menlo Park, CA and Boston, MA, with approximately $15 billion of assets under management as of December 31, 2021. Brad Gerstner, our Chief Executive Officer, is the founder and CEO of Altimeter.
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
Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity.. Our sponsor and officers may form additional blank check companies in the future. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law.

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

•
Opportunistic and flexible mandate
. Altimeter invests in both public and private technology companies, with a focus on identifying future market leading companies with large addressable markets, strong management teams, defensible competitive moats, attractive unit economics and reasonable valuations. The flexibility to express investment views in both public and private equities provides Altimeter with critical insights to identify companies that it believes will compound over the long term.

•
Deep, fundamental analysis
. Altimeter’s investment team spends significant time conducting primary due diligence as part of its fundamental, bottoms-up
research process. Altimeter aspires to be domain experts in the markets and businesses in which it invests.

•
Long investment horizon
. Altimeter believes that only a few companies deserve premium multiples and that a long investment horizon, supported by rigorous analysis, is key in creating outsized returns. As such, Altimeter aims to be a lifecycle investor in select high conviction companies.

•	Attractive risk/reward . Altimeter seeks investments with highly asymmetric risk/reward profiles which can provide significant margins of safety and downside protection.

The criteria set forth are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as on other considerations, factors and criteria that our management may deem relevant.
We have identified the following attributes and guidelines to evaluate prospective target businesses. We may decide, however, to enter into our initial business combination with one or more target businesses that does not meet these criteria and guidelines or that is not similar to the business combination or investment targets of other investment vehicles advised by Altimeter or its affiliates. We intend to pursue an initial business combination with companies that have the following characteristics:

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
Each of our directors and officers presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination. In addition, our management team and Altimeter invest across multiple platforms, including private investment funds, and public/private hybrid funds, and may in their sole discretion determine a particular opportunity is better suited for a different investment vehicle.
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
Our Founder, sponsor, officers, and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial Business Combination. In addition, our Founder, sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence.
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
Available Information
Our internet website address is
https://www.altimetergrowth.com/AGC.html
. We make available, free of charge, annual reports on Form
10-K,
quarterly reports on Form
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
severity, any potential
COVID-19
resurgences or variants, and the actions to contain
COVID-19
or treat its impact, including the application and distribution in certain countries of currently available and approved vaccinations, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive time period, then our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may depend on the ability to raise equity and debt financing, and our ability to do so may be impacted by
COVID-19
and other events, including increased market volatility, decreased market liquidity, and third-party financing becoming unavailable on terms acceptable to us or at all.
A potential target’s business could be affected by political instability, including relating to Ukraine and related sanctions or export controls imposed by the U.S., EU, UK, or other governments.
The ongoing conflict in Ukraine—along with the responses of the governments of the United States, EU member states, the United Kingdom, and other nations—have the potential to materially adversely affect a potential target business’s operations or assets in—or (direct or indirect) dealings with parties organized or located within—Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy. Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.

We may not be able to consummate an initial Business Combination within 24 months (or 27 months, as applicable) after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and consummate an initial Business Combination within 24 months (or 27 months, as applicable) after the closing of our Initial Public Offering. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of
COVID-19,
in both the U.S. and globally could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all, and there may be further outbreaks of
COVID-19.
Additionally, subsequent outbreaks of
COVID-19
may negatively impact businesses we may seek to acquire. If we have not consummated an initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares. See
“-If
third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
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
If we see shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

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
The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement shares, in the amount of $450,000,000, are held in an interest-bearing Trust Account. The proceeds held in the Trust Account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial Business Combination, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the Trust Account, plus any interest income. If the balance of the Trust Account is reduced below $450,000,000 as a result of negative interest rates, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may pursue Business Combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Class A Ordinary shares will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholder. Our directors also serve as officers and board members for other entities. Our Founder, sponsor, officers and directors have and may continue to sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we may choose to pursue such a transaction if we believe it is a suitable target, including if we determined that such affiliated entity met our criteria and guidelines for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors depending on the requirements of applicable law, the significance of the interests in the target and other factors. Despite our agreement to obtain, if required by applicable law or based upon the determination of our board of directors or a committee thereof, an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholder, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.
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
The net proceeds from our Initial Public Offering and the sale of the private placement shares and the sale of up to $50,000,000 of forward purchase shares provided us with up to $485,250,000 that we may use to complete our initial Business Combination (after taking into account the $15,750,000 of deferred underwriting commissions being held in the Trust Account and the expenses of our Initial Public Offering).

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
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form
10-K.
Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our Initial Public Offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our Initial Public Offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
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
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Any such other businesses may present additional conflicts of interest in pursuing an acquisition target. We do not intend to have any full-time employees before the completion of our initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs nor are they prohibited from sponsoring, or otherwise becoming involved with, any other blank check companies prior to us completing our initial business combination. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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
Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Any such entities, may present additional conflicts of interest in pursuing an acquisition target. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.
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
We are a company incorporated under the laws of the Cayman Islands with no operating results, and we did not commence operations until our recent public offering. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.
Past performance by Altimeter, Altimeter Growth Corp. and our management team or their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance is presented for informational purposes only and represents investments made by affiliates of Altimeter under different circumstances, in some cases with different personnel involved and with different investment objectives. Any past experience or performance of our management team and their respective affiliates, including with respect to Altimeter and Altimeter Growth Corp. (“Altimeter 1”), another blank check company launched by our sponsor and officers in October 2020, is not necessarily representative of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of Altimeter and Altimeter 1 and our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has limited experience operating special purpose acquisition companies.
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
We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
In connection with the preparation of the Company’s financial statements as of December 31, 2021, the Company reevaluated the classification of the complex financial instruments. After consultation with our independent registered public accounting firm, our management and our audit committee concluded that the previously issued financial statements as of January 11, 2021, should be restated to report all Class A ordinary shares subject to possible redemption as temporary equity.
As described elsewhere in this Annual Report on Form
10-K,
we identified a material weakness in our internal control over financial reporting related to the accounting for the Company’s complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have taken a number of measures to remediate the material weaknesses and continue to evaluate steps to remediate the material weaknesses. However, these remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. If our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the New York Stock Exchange, the SEC or other regulatory authorities. Failure to timely file would cause us to be ineligible to utilize short form registration statements on Form
S-3
or Form
S-4,
which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. If any of these events were to occur, it could have a material adverse effect on our business.
In addition, the existence of material weaknesses or a significant deficiency in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our securities.
We can provide no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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
Holders
As of December 31, 2021, there was 2 holder of record of our Class A ordinary shares and 5 holders of record of our Class B ordinary shares.
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
dated January 6, 2021.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
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
Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities necessary to prepare for the Initial Public Offering, described below and the search for a business combination target. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating
income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.
For the year ended December 31, 2021, we had a net loss of $1,099,494, which consisted of formation and operating costs of $1,521,992, offset by interest earned on our Trust account of $28,148 and the change in fair value of our FPA Asset of $394,350. For the period from October 14, 2020 (inception) through December 31, 2020, we had a net loss of $5,000, which consisted of formation and operating expenses.

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
For the year ended December 31, 2021 net cash used in operating activities was $1,066,544. Net loss of $1,099,494 was impacted by the change in the fair value of the FPA asset and interest earned on the assets held in the Trust Account offset by changes in operating assets and liabilities.
At December 31, 2021, we had cash held in the Trust Account of $450,028,147. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $398,681 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of December 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to obtain additional financing because we become obligated to redeem a significant number of our public shares upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with the Business Combination.
Going Concern
We must consummate an initial Business Combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering or during any Extension Period. It is uncertain that we will be able to consummate an initial Business Combination within this time. If an initial Business Combination is not consummated within this time, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 11, 2023.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Polices (“GAAP”). The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:
FPA Asset
The Company accounts for the Forward Purchase Agreement (“FPA”) as a derivative instrument based on an assessment of the specific terms of the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a derivative asset or liability pursuant to ASC 480. This assessment, which requires the use of professional judgment, is conducted at the time of execution of the FPA and as of each subsequent quarterly period end date while the FPA is outstanding. Changes in the estimated fair value of the FPA between reporting periods is recognized as a non-cash
gain or loss on the statement of operations. The inputs used by the Company to value its FPA require estimation by the Company. To demonstrate the sensitivity to the most judgmental areas of this estimate, a 1% increase in the present value of the security input would increase the Company’s FPA asset by approximately $500,000.
Recent Accounting Standards
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update
(“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of December 31, 2021.
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the year ended December 31, 2021 as such term is defined in Rules
13a-15(e)
and
15d-(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021, as well as the audited balance sheet as of January 11, 2021.

Management’s Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.
Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021, as detailed above.
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

ITEM 9B.	OTHER INFORMATION.
Given the timing of the following event, the following information is included in this Annual Report on Form
10-K
pursuant to Item 5.02 of Form
8-K,
“Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensation Arrangements of Certain Officers” in lieu of filing a Form
8-K.
(b)
Departure of Director
On March 24, 2022, Richard Barton notified the Company of his decision to resign from our Board of Directors effective as of March 25, 2022. Mr. Barton’s decision to resign did not result from any disagreement with the Company on any matter relating to its operations, policies or practices. Mr. Barton has served as a director of the Company since January 2021. He is the Chairperson of the Audit Committee.
The Board of Directors does not intend to fill the vacancy on the Board of Directors created by Mr. Barton’s resignation at this time, but may nominate a replacement for election in the future.
Effective March 25, 2022, Anu Hariharan was appointed by the Board of Directors as Chairperson of the Audit Committee.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Officers and Directors
Our executive officers and directors are as follows:

Name	Age	Position
Brad Gerstner	50	Chairman, Chief Executive Officer and President
Hab Siam	52	General Counsel
Richard N. Barton	54	Director
Anu Hariharan	41	Director
Anita Lynch	48	Director
Lexi Reese	47	Director
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
Anita Lynch serves on the board of directors of Altimeter Growth Corp. 2. Ms. Lynch is the Chief Data Officer of New Relic, Inc. since July 2021. Prior to New Relic, she was Vice President of Data Governance for Disney Streaming Services at The Walt Disney Company (“Disney”), overseeing data strategy and data management across Disney Streaming Services including Disney Plus from March 2019 to June 2021 and has held positions at Disney since October 2017. Prior to Disney, Ms. Lynch served as Senior Leader of Talent Acquisition at Amazon.com (“Amazon”), Inc. from April 2017 to September 2017, Head of BI & Analytics of Amazon Prime Now from September 2015 to March 2017 and Director of Analytics from 2013 to 2015. Prior to Amazon, Ms. Lynch has worked at Yahoo! Inc. as a Director of Analytics from August 2013 to September 2015, Apple, Inc. as an iTunes Partner Specialist from August 2011 to July 2013, and Bain & Company as a Consultant and Case Team Lead from September 2008 to July 2011. Ms. Lynch serves on the advisory board of Satori Cyber, a position she has held since August 2020 and has previously served on boards for Harvard Alumni Association as Graduate School Director—Harvard Business School from 2017 to 2020, Unity Care Group from 2013 to 2015, and Chicago Youth Centers from 2002 to 2006. Ms. Lynch holds a B.S. in Economics from Northwestern University and an M.B.A. from Harvard Business School, where she served a member of the Alumni Board.
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
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of December 31, 2021 held by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.

The following table is based on 57,350,000 ordinary shares of outstanding at December 31, 2021, of which (i) 45,000,000 were Class A ordinary shares, (ii) 11,250,000 were Class B ordinary shares, and (iii) 1,100,000 were private placement shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares			Class B Ordinary Shares (2)
Name of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
Altimeter Growth Holdings 2 (our sponsor) (3)	1,100,000		2.4%	10,950,000	97.3%	21.0%
Brad Gerstner (3)	1,100,000		2.4%	10,950,000	97.3%	21.0%
Hab Siam (3)(5)	1,100,020		2.4%	10,950,000	97.3%	21.0%
Richard Barton	250,000	(4)	*	75,000	*	*
Anu Hariharan	200,000	(4)	*	75,000	*	*
Anita Lynch	1,000	(4)	*	75,000	*	*
Lexi Reese	75,000	(4)	*	75,000	*	*
All executive officers and directors as a group (6 individuals)	1,626,000		3.5%	11,250,000	100%	22.5%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 2550 Sand Hill Road, Suite 150, Menlo Park, California 94025.
(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination.

(3)	The shares reported above are held in the name of our sponsor. Our sponsor is controlled by Mr. Gerstner and Mr. Siam.
(4)	Shares acquired through a directed share program in connection with the Initial Public Offering.
(5)	Includes shares held by spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
On October 23, 2020, our sponsor paid $25,000, or approximately $0.009 per share, to cover certain of our offering and formation costs in consideration of 2,875,000 Class B ordinary shares, par value $0.0001. On December 1, 2020, we effected a 2,875,000 share dividend, on December 24, 2020, we effected a 4,250,000 share dividend and in January 2021, we effected a 1,250,000 share dividend, resulting in an aggregate of 11,250,000 Founder Shares outstanding. Before the initial investment in the company of $25,000 on behalf of the sponsor, the company had no assets, tangible or intangible. In December 2020, our sponsor transferred 75,000 Founder Shares to each of our independent directors. As a result of the underwriters’ election to fully exercise their over-allotment option, such Founder Shares are no longer subject to forfeiture.
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
Related Party Transactions Policy
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
Audit Fees
. During the year ended December 31, 2021 and for the period from October 14, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $82,000 and $74,000, respectively, for the services Withum performed in connection with our Initial Public Offering, review of the financial information included in our Forms
10-Q
for the respective periods and the audits of our December 31, 2021 and 2020 financial statements included in this Annual Report on Form
10-K.
Audit-Related Fees.
During the year ended December 31, 2021 and for the period from October 14, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.
Tax Fees
. During the year ended December 31, 2021 and for the period from October 14, 2020 (inception) through December 31, 2020, our independent registered public accounting firm billed us approximately $3,800 and $1,000, respectively for tax compliance, tax advice and tax planning.
All Other Fees
. During the year ended December 31, 2021 and for the period from October 14, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

Exhibit number	Description of exhibit
3.1	Amended and Restated Memorandum and Articles of Association (1)

4.1	Form of Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form S-1, filed on December 17, 2020 (File No. 333-251431))

4.5*	Description of Registrant’s Securities

10.1	Private Placement Shares Purchase Agreement, dated January 6, 2021, between the Company and Altimeter Growth Holdings 2 (1)

10.2	Investment Management Trust Agreement, dated January 6, 2021, between the Company and Continental Stock Transfer & Trust Company (1)

10.3	Registration and Shareholder Rights Agreement, dated January 6, 2021, between the Company and certain security holders (1)

10.4	Letter Agreement, dated January 6, 2021, between the Company, Altimeter Growth Holdings 2 and each of the officers and directors of the Company (1)

10.5	Form of Indemnity Agreement, dated January 6, 2021, between the Company and each of the officers and directors of the Company (1)

10.6	Administrative Services Agreement, dated January 6, 2021, between the Company and the Altimeter Growth Holdings 2 (1)

10.7	Forward Purchase Agreement, dated January 5, 2021 between the Company and Altimeter Partners

Fund, L.P. (1)

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase.
101.LAB*	XBRL Taxonomy Extension Label Linkbase.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase.
104	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herewith
(1) Previously filed as an exhibit to our Current Report on Form
8-K
filed on January 11, 2021 (File
No. 001-39849)
and incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March, 2022.

ALTIMETER GROWTH CORP. 2

By:	/s/ Brad Gerstner
Name: Brad Gerstner
Title: Chairman, Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad Gerstner	Chairman, Chief Executive Officer and President	March 25, 2022
Brad Gerstner

/s/ Hab Siam	General Counsel	March 25, 2022
Hab Siam

/s/ Richard N. Barton	Director	March 25, 2022
Richard N. Barton

/s/ Anu Hariharan	Director	March 25, 2022
Anu Hariharan

/s/ Anita Lynch	Director	March 25, 2022
Anita Lynch

/s/ Lexi Reese	Director	March 25, 2022
Lexi Reese

ALTIMETER GROWTH CORP. 2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
Altimeter Growth Corp. 2
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Altimeter Growth Corp. 2 (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from October 14, 2020 (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 14, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statement
As discussed in Note 2 to the financial statements, the January 11, 2021 financial statement has been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 11, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March
25
, 2022
PCAOB ID Number 100

ALTIMETER GROWTH CORP. 2
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$398,681	$—
Prepaid expenses	405,223	—

Total Current Assets	803,904	—
FPA asset	394,350
Marketable securities held in Trust Account	450,028,147	—
Deferred offering costs	—	392,268

TOTAL ASSETS	$451,226,401	$392,268

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accrued expenses and accounts payable	$814,452	$—
Accrued offering costs	—	252,678
Accounts payable — related party	46,219	—
Promissory note – related party	—	119,590

Total Current Liabilities	860,671	372,268
Deferred underwriting fee payable	15,750,000	—

Total Liabilities	16,610,671	372,268

Commitments and Contingencies
Class A ordinary shares subject to possible redemption $0.0001 par value, 45,000,000 shares and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively, at a redemption value of $10.00 per share	450,000,000	—
Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,100,000 and 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	110	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding	1,125	1,125
Additional paid-in capital	—	23,875
Accumulated deficit	(15,385,505)	(5,000)

Total Shareholders’ (Deficit) Equity	(15,384,270)	20,000

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)	$451,226,401	$392,268

The accompanying notes are an integral part of the financial statements.

ALTIMETER GROWTH CORP. 2
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from October 14, 2020 (Inception) through December 31, 2020
Formation and operating costs	$1,521,992	$5,000

Loss from operations	(1,521,992)	$(5,000)
Other Income:
Interest earned on marketable securities held in Trust Account	28,148	—
Change in fair value of FPA Asset	394,350	—

Net loss	$(1,099,494)	$(5,000)

Weighted average shares outstanding, Class A ordinary shares	44,710,685	—

Basic and diluted net loss per share, Class A ordinary shares	$(0.02)	$(0.00)

Weighted average shares outstanding, Class B ordinary shares	11,212,329	10,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.02)	$(0.00)

The accompanying notes are an integral part of the financial statements.

ALTIMETER GROWTH CORP. 2
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM OCTOBER 14, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020 AND
JANUARY 1, 2021 THROUGH DECEMBER 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance — October 14, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	11,250,000	1,125	23,875	—	25,000
Net los s	—	—	—	—	—	(5,000)	(5,000)

Balance — December 31, 2020	—	—	11,250,000	$1,125	$23,875	$(5,000)	$20,000

Sale of Private Placement Units	1,100,000	110	—	—	10,999,890	—	11,000,000
Accretion to Class A ordinary shares subject to redemption	—	—	—	—	(11,023,765)	(14,281,011)	(25,304,776)
Net loss	—	—	—	—	—	(1,099,494)	(1,099,494)

Balance – December 31, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(15,385,505)	$(15,384,270)

The accompanying notes are an integral part of the financial statements.

ALTIMETER GROWTH CORP. 2
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from October 14, 2020 (inception) through December 31, 2020
Cash flow from Operating Activities:
Net loss	$(1,099,494)	$(5,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(28,148)	—
Changes in fair value of FPA Asset	(394,350)	—
Payment of formation costs through issuance of Class B ordinary shares	—	5,000
Changes in operating assets and liabilities:
Prepaid expenses	(405,223)	—
Accounts Payable – related party	46,219	—
Accrued Expenses	814,452	—

Net cash used in operating activities	(1,066,544)	—

Cash flow from Investing Activities:
Investment of cash in Trust Account	(450,000,000)	—

Net cash used in investing activities	(450,000,000)	—

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	441,000,000	—
Proceeds from sale of private placement units	11,000,000	—
Repayment of Promissory Note – Related Party	(144,545)	—
Payment of offering costs	(390,230)	—

Net cash provided by financing activities	451,465,225	—

Net change in cash	$398,681	—
Cash – Beginning of Period	—	—

Cash – End of Period	$398,681	—
Non-Cash investing and financing activities
Deferred offering costs included in accrued offering costs	$137,552	$252,678

Deferred offering costs paid by Sponsor in exchange for issuance of Class B shares	$—	$20,000

Deferred offering costs paid through promissory note – related party	$24,955	$119,590

Deferred underwriting fee payable	$15,750,000	$—

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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through December 31, 2021, relates to the Company’s formation the initial public offering (“Initial Public Offering”), which is described below a the search for a business combination target. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
The registration statement for the Company’s Initial Public Offering was declared effective on January 6, 2021. On January 11, 2021, the Company consummated the Initial Public Offering of 45,000,000 Class A ordinary shares (the “Public Shares”) at $10.00 per Public Share, which includes the full exercise by the underwriter of its over-allotment option in the amount of 5,000,000 Public Shares at $10.00 per Public Share, generating gross proceeds of $450,000,000 which is described in Note 4.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 1,100,000 shares (the “Private Placement Shares”) at a price of $10.00 per Private Placement Share in a private placement to Altimeter Growth Holdings 2 (the “Sponsor”), generating gross proceeds of $11,000,000, which is described in Note 5.
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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares and Private Placement Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per share ($10.00).
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

Liquidity, Capital Resources and Going Concern
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
For the year ended December 31, 2021 net cash used in operating activities was $1,066,544. Net loss of $1,099,494 was impacted by the change in the fair value of the FPA asset and interest earned on the assets held in the Trust Account offset by changes in operating assets and liabilities.
At December 31, 2021, we had cash held in the Trust Account of $450,028,147. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At December 31, 2021, we had cash of $398,681 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
In order to fund working capital deficiencies or finance transaction costs in connection with the Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as required. Upon completion of the Business Combination, we will repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust account will be used for such repayment. Up to $2,000,000 of such loans are convertible into shares, at a price of $10.00 per share, at the option of the lender. The shares would be identical to the Private Placement Shares.
In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company must consummate an initial Business Combination within 24 months (or 27 months, as applicable) from the closing of our Initial Public Offering or during any Extension Period. It is uncertain that the Company will be able to consummate an initial Business Combination within this time. If an initial Business Combination is not consummated within this time, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023.
NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
On January 15, 2021, the Company filed a Form
8-K
that included an audited balance sheet reflecting the Company’s January 11, 2021 IPO. Subsequent to the filing of that Form
8-K,
, the Company concluded that it should restate its financial statements included in that Form
8-K
to classify all Class A ordinary shares subject to redemption into temporary equity. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares as permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets the Company subsequently revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
8-K
filed on January 15, 2021, (the “Affected Period”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Period should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Period in this annual report.
There is no impact to the reported amounts for total assets, total liabilities, the cash position and investment in the trust account.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of January 11, 2021:

January 11, 2021	As Previously Reported	Adjustment	As Restated
Class A Ordinary Shares subject to possible redemption	$430,715,220	$19,284,780	$450,000,000
Class A ordinary share s	303	(193)	110
Additional Paid-in Capital	5,003,577	(5,003,577)	—
Accumulated Deficit	(5,000)	(14,281,010)	(14,286,010)

Total Shareholders’ equity (deficit)	$5,000,005	$(19,284,780)	$(14,284,775)

Number of Class A ordinary shares subject to possible redemption	43,071,522	1,928,478	45,000,000
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
Making estimates requires management to exercise significant judgment. The significant estimate included in these financial statements is the valuation of the FPA asset. It is at least reasonably possible that the estimate of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one of more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 or December 31, 2020.
Investment Held in Trust Account
At December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account.
Deferred Offering Costs
Deferred offering costs consist of legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Initial Public Offering. On January 11, 2021, deferred offering costs amounting to $25,304,775 were charged to shareholders’ equity upon the completion of the Initial Public Offering (see Note 1). As of December 31, 2021 and December 31, 2020, there were $0 and $392,268 of deferred offering costs recorded in the accompanying balance sheets, respectively.
Class A Shares Subject to Possible Redemption
The Company accounts for its shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as shareholders’ equity. The Company’s shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ (deficit) equity section of the Company’s balance sheet. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
At December 31, 2021, the Class A redeemable ordinary shares reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$450,000,000
Less:
Class A shares issuance costs	25,304,776
Plus:
Accretion of carrying value to redemption value	(25,304,776)

Class A shares subject to possible redemption, December 31, 2021	$450,000,000

FPA Asset
The Company accounts for the Forward Purchase Agreement (“FPA”) as a derivative instrument based on an assessment of the specific terms of the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a derivative asset or liability pursuant to ASC 480. This assessment, which requires the use of professional judgment, is conducted at the time of execution of the FPA and as of each subsequent quarterly period end date while the FPA is outstanding. Changes in the estimated fair value of the FPA between reporting periods is recognized as a non-cash
gain or loss on the statement of operations (see Note 10).
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Loss Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASC ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shares pro rata between the two classes of shares. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. Accretion associated with the redeemable shares of Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts) for the year ended December 31, 2021 and the period from October 14, 2020 (inception) to December 31, 2020.

	For the year ended December 31, 2021		For the period from October 14, 2020 (Inception) to December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:

Allocation of net loss, as adjusted	$(879,050)	$(220,444)	$—	$(5,000)
Denominator:
Basic and Diluted Weighted Average Shares Outstanding	44,710,685	11,212,329	—	10,000,000

Basic and Diluted Net loss per Ordinary Share	$(0.02)	$(0.02)	$(0.00)	$(0.00)

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature, other than the FPA asset.
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
815-40)
(“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of December 31, 2021.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on January 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial, and administrative support services. For the year ended December 31, 2021, the Company incurred $240,000 in fees for these services which is reflected in accrued expenses as of December 31, 2021.
Promissory Note — Related Party
On October 23, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the completion of the Initial Public Offering. As of December 31, 2020, there was $119,590 in borrowings outstanding under the Promissory Note. The total outstanding balance under the Promissory Note of $144,545 was subsequently repaid on January 15, 2021. As of December 31, 2021, the promissory note expired and the Company is no longer able to borrow funds.
The Sponsor has paid $46,219 directly to vendors on behalf of the Company As of December 31, 2021, this amount remains outstanding and is classified as accounts payable – related party on the Company’s balance sheet.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of December 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 7 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.
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
NOTE 8 – CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issued 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets. As of December 31, 2021 and December 31, 2020, there were 45,000,000 and 0
 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the balance sheets, respectively.
NOTE 9 — SHAREHOLDERS’ EQUITY (DEFICIT)
Preference Shares
 — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and December 31, 2020, there were 1,100,000 and 0 Class A ordinary shares issued and outstanding, excluding 45,000,000 shares subject to possible redemption and presented as temporary equity.
Class
 B Ordinary Shares
 — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share, there were 11,250,000 Class B ordinary shares issued and outstanding at December 31, 2021 and December 31, 2020.
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

NOTE 10 – FAIR VALUE MEASUREMENTS
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
At December 31, 2021, assets held in the Trust Account were comprised of $450,028,147 in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The Company did not have any assets or liabilities that needed to be measured at fair value as of December 31, 2020.

Description	Level	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$450,028,147
FPA Asset	3	$394,350
FPA Asset
The asset for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $50 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares to be issued pursuant to the FPA. The fair value of the ordinary shares to be issued under the FPA is based on the public trading price of the Shares issued in the Company’s IPO. The excess (liability) or deficit (asset) of the fair value of the ordinary shares to be issued compared to the $50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of December 31, 2021, the probability assigned to the consummation of the Business Combination was 66.7% which was determined based on observed success rates of business combinations for special purpose acquisition companies.

The key inputs into the valuation analysis for the Forward Purchase Agreement were as follows at December 31, 2021:

Input	December 31, 2021
Risk-free interest	0.3%
Years to expected initial business combination date	0.75
Conditional probability of Securities Issued	66.7%
Fair value of security at valuation date	$(0.12)
The following table presents a summary of the changes in the fair value of the FPA asset, a Level 3 asset, measured on a recurring basis.

FPA Asset
Fair value, January 11, 2021	$—
Recognized gain on change in fair value	(394,350)

Fair value, December 31, 2021	$(394,350)

NOTE 11— SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 25, 2022, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events other than as disclosed in these financial statements that would have required adjustment or disclosure in the financial statements.