Form 10-Q
period 2022-06-30
Altimeter Growth Corp. 2
filed 2022-08-12
CIK 1830232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended June 30, 2022

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
12
,
2022, there were 46,100,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALTIMETER GROWTH CORP. 2
FORM
10-Q
FOR THE QUARTER ENDED
JUNE 30, 2022

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ALTIMETER GROWTH CORP. 2
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$8,334	$398,681
Prepaid Expenses	196,413	405,223

Total Current Assets	204,747	803,904
FPA Asset	28,024	394,350
Marketable securities held in Trust Account	450,704,039	450,028,147

TOTAL ASSETS	$450,936,810	$451,226,401

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses and accounts payable	$868,792	$814,452
Accounts payable – related party	46,219	46,219
Promissory note – related party	63,000	—

Total Current Liabilities	978,011	860,671
Deferred underwriting fee payable	15,750,000	15,750,000

Total Liabilities	16,728,011	16,610,671
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption $0.0001 par value, 45,000,000 shares outstanding as of June 30, 2022 and December 31, 2021, respectively, at a redemption value of $10.00 and $10.02 per share, respectively	450,704,039	450,000,000
Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,100,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	110	110
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,125	1,125
Additional paid-in capital	—	—
Accumulated deficit	(16,496,475)	(15,385,505)

Total Shareholders’ Deficit	(16,495,240)	(15,384,270)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$450,936,810	$451,226,401

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Formation and operating costs	$207,300	$244,182	$716,497	$500,478

Loss from operations	(207,300)	(244,182)	(716,497)	(500,478)
Other Income:
Interest earned on marketable securities held in Trust Account	639,164	6,839	675,892	12,701
Change in fair value of FPA Asset	(105,805)	507,612	(366,326)	(1,156,478)

Net Income (Loss)	$326,059	$270,269	$(406,931)	$(1,644,255)

Weighted average shares outstanding, Class A ordinary shares (1)	46,100,000	46,100,000	46,100,000	43,298,343

Basic and diluted net income (loss) per share, Class A ordinary shares (1)	$0.01	$0.00	$(0.01)	$(0.03)

Weighted average shares outstanding, Class B ordinary shares (1)	11,250,000	11,250,000	11,250,000	11,174,033

Basic and diluted net income (loss) per share, Class B ordinary shares (1)	$0.01	$0.00	$(0.01)	$(0.03)

(1)
Subsequent to June 30, 2021, the Company adjusted its approach in calculating net loss per share to comply with FASB ASC Topic 260, “Earnings Per Share”. In doing so, the Company adopted a pro-rata approach between its two classes of shares. All share and per-share data have been retroactively restated to reflect this change.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021
(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,385,505)	$(15,384,270)
Net loss	—	—	—	—	—	(732,990)	(732,990)

Balance - March 31, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(16,118,495)	$(16,117,260)
Accretion to Class A ordinary share redemption amount	—	—	—	—	—	(704,039)	(704,039)
Net loss	—	—	—	—	—	326,059	326,059
Balance - June 30, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(16,496,475)	$(16,495,240)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	—	$—	11,250,000	$1,125	$23,875	$(5,000)	$20,000
Sale of 1,100,000 Private Placement Shares	1,100,000	110	—	—	10,999,890	—	11,000,000
Accretion to Class A ordinary shares subject to possible redemption	—	—	—	—	(11,023,765)	(14,281,010)	(25,304,775)
Net loss	—	—	—	—	—	(1,914,524)	(1,914,524)

Balance - March 31, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(16,200,534)	$(16,199,299)

Net income	—	—	—	—	—	270,269	270,269
Balance – June 30, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(15,930,265)	$(15,929,030)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021
Cash flow from Operating Activities:
Net loss	$(406,931)	$(1,644,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(675,892)	(12,701)
Changes in fair value of FPA	366,326	1,156,478
Changes in operating assets and liabilities:
Prepaid expenses	208,810	(577,083)
Accrued Expenses	54,340	166,201

Net cash used in operating activities	(453,347)	(911,360)

Cash Flow from Investing Activities:
Investment of cash in Trust Account	—	(450,000,000)

Net cash used in investing activities	—	(450,000,000)

Cash flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	441,000,000
Proceeds from sale of private placement units	—	11,000,000
Proceeds from promissory note – related party	63,000	—
Repayment of promissory note – related party	—	(144,545)
Payment of offering costs	—	(390,230)

Net cash provided by financing activities	63,000	451,465,225

Net change in cash	(390,347)	553,865
Cash – Beginning of period	398,681	—

Cash – End of Period	$8,334	$553,865

Non-Cash investing and financing activities:
Offering costs paid through promissory note	$—	$24,955

Deferred underwriting fee payable	$—	$15,750,000

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Following the closing of the Initial Public Offering on January 11, 2021, an amount of $450,000,000 ($10.00 per Public Share) from the net proceeds of the sale of the Public Shares in the Initial Public Offering and the sale of the Private Placement Shares was placed in a trust account (the “Trust Account”), and is
invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
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
Liquidity, Capital Resources and Going Concern
At June 30, 2022 and December 31, 2021, we had cash of $8,334 and $398,681, held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021 is derived from the audited financial statements presented in the Company’s Annual Report on form
10-K
for the year ended December 31, 2021. The interim results for the six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.

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
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury Securities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Gross Proceeds	$450,000,000
Less:
Class A ordinary shares issuance costs	$(25,304,776)
Plus:
Accretion of carrying value to redemption value	$25,304,776

Class A ordinary shares subject to possible redemption as of December 31, 2021	$450,000,000
Plus:
Accretion of carrying value to redemption value	$704,039
Class A ordinary shares subject to possible redemption as of June 30, 2022	$450,704,039

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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.
Net Income (Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income (losses) are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that could occur if warrants were to be exercised or converted or otherwise resulted in issuance of Ordinary Shares that then shared in the earnings of the entity. As the exercise of the warrants are contingent upon the completion of a business combination they have not been included in the calculation of diluted net income (loss) per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts), as stated in footnote 1 to the Condensed Statement of Operations, these amounts for the three and six months ended June 30, 2021 have been adjusted to conform with the current year presentation:

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$262,098	$63,961	$217,252	$53,017
Denominator:
Basic and diluted weighted average shares outstanding	46,100,000	11,250,000	46,100,000	11,250,000

Basic and diluted net income per ordinary share	$0.01	$0.01	$0.00	$0.00

	For the six months ended June 30, 2022		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(327,106)	$(79,825)	$(1,306,966)	$(337,289)
Denominator:
Basic and diluted weighted average shares outstanding	46,100,000	11,250,000	43,298,343	11,174,033

Basic and diluted net loss per ordinary share	$(0.01)	$(0.01)	$(0.03)	$(0.03)

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal
Deposit Insurance Corporation Coverage
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
815-40)
(“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of June 30, 2022.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement
The Company entered into an agreement, commencing on January 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponso
r $20,000
per month for office space, utilities and secretarial, and administrative support services. For the three and six months ended June 30, 2022, the Company incurred $60,000 and $120,000, respectively, in fees for these services. For the three and six months ended June 30, 2021, the Company incurred $60,000 an
d $120,000
, respectively, in fees for these services. As of June 30, 2022 and December 31, 2021, the Company had $360,000 and
$240,000
of these fees reflected in accrued expenses, respectively.
Promissory Note — Related Party
On October 23, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $144,545 was subsequently repaid on January 15, 2021. As of June 30, 2022, the promissory note expired and the Company is no longer able to borrow funds.
On June 10, 2022
, amended and restated on August 11, 2022
,

the Company issued an unsecured promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of
$1,000,000
and may be converted upon consummation of a Business Combination, at the lender’s discretion, into Class A ordinary shares at a price of $10 per share
.
The Note is non-interest bearing and payable upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note will be forgiven, except to the extent that the Company has funds available to it outside of its Trust Account
. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of June 30, 2022 and December 31, 2021, $63,000 and $0 is outstanding and is classified as promissory note – related party, respectively.
The Sponsor has paid $46,219 directly to vendors on behalf of the Company as of June 30, 2022 and December 31 2021, this amount remains outstanding and is classified as accounts payable – related party on the Company’s balance sheet.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of June 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
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
NOTE 7 — CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 45,000,000 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
NOTE 8 — SHAREHOLDERS’ DEFICIT
P
r
e
f
e
r
e
n
c
e
Sh
a
r
e
s
— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary
Shares
— The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 1,100,000 Class A ordinary shares issued and outstanding, excluding 45,000,000 shares subject to redemption and presented as temporary equity, respectively.
Class
 B Ordinary
Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share, there were 11,250,000 Class B ordinary shares issued and outstanding at June 30, 2022 and December 31, 2021.
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
At June 30, 2022 and December 31
, 2021, assets held in the Trust Account were comprised of $450,704,039 and $450,028,147, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. During the three and six months ended June 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$450,704,039	$450,028,147
FPA Asset	3	$28,024	$394,350
FPA Asset
The asset for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $50 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares to be issued pursuant to the FPA. The fair value of the ordinary shares to be issued under the FPA is based on the public trading price of the Shares issued in the Company’s Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the ordinary shares to be issued compared to the $50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of June 30, 2022 and December 31, 2021, the probability assigned to the consummation of the Business Combination was 33.3% and 66.7%, respectively, which was determined based on observed success rates of business combinations for special purpose acquisition companies.
The key inputs into the valuation analysis for the Forward Purchase Agreement were as follows at June 30, 2022 and December 31, 2021:

Input	June 30, 2022	December 31, 2021
Risk-free interest rate	2.5%	0.3%
Years to expected initial business combination date	0.50	0.75
Conditional probability of Securities Issued	33.3%	66.7%
Fair value of security at valuation date	$(0.02)	$(0.12)

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a summary of the changes in the fair value of the FPA asset, a Level 3 asset, measured on a recurring basis.

FPA (Asset) Liability
Fair value, January 11, 2021	$—
Recognized loss on change in fair value	1,664,090

Fair value, March 31, 2021	1,664,090
Recognized gain on change in fair value	(507,612)

Fair value, June 30, 2021	$1,156,478

Fair value, December 31, 2021	$(394,350)
Recognized gain on change in fair value	260,521

Fair value, March 31, 2022	$(133,829)
Recognized gain on change in fair value	(105,805)

Fair value, June 30, 2022	$(28,024)

NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements
, except as disclosed in Note 5.

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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Results of Operations
We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating
income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2022, we had a net income of $326,059, which consisted of interest earned on marketable securities held in the trust account of $639,164, offset by formation and operating expenses of $207,300 and a loss on the value of the FPA asset of $105,805.
For the three months ended June 30, 2021, we had net income of $270,269, which consisted of a gain on the value of the FPA of $507,612 and interest earned on marketable securities held in the trust account of $6,839, offset by formation and operating expenses of $244,182.
For the six months ended June 30, 2022, we had a net loss of $406,931, which consisted of formation and operating expenses of $716,497 and a loss on the value of the FPA asset of $366,326, offset by interest earned on marketable securities held in the trust account of $675,892.
For the six months ended June 30, 2021, we had net loss of $1,644,255 which consisted of a loss on the value of the FPA of $1,156,478 and formation and operating expenses of $500,478, offset by $12,701 of interest earned on marketable securities held in the trust account.
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
For the six months ended June 30, 2022, net cash used in operating activities was $453,347. The net loss of $406,931 was offset by the interest earned on marketable securities held in trust of $675,892 and changes in value of the FPA asset of $366,326 and in operating assets and liabilities used $263,150 of cash from operating activities.
For the six months ended June 30, 2021, net cash used in operating activities was $911,360. The net loss of $1,644,255 was offset by the interest earned on marketable securities held in trust of $12,701 and changes in value of the FPA asset of $1,156,478 and changes in operating assets and liabilities used $410,882 of cash from operating activities.
At June 30, 2022 and December 31, 2021, we had cash held in the Trust Account of $450,704,039 and 450,028,147, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.
At June 30, 2022 and December 31, 2021, we had cash of $8,334 and $398,681, held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
815-40)
(“ASU 2020- 06”) to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of June 30, 2022. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2022, as defined in Rules 13a-15(e) and
15d-15(e)
under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Changes in Internal Control Over Financial Reporting
During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
None.

ITEM 1A.	RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 25, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than below, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete a Business Combination, and results of operations.
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving blank check companies and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which blank check companies could become subject to regulation under the Investment Company Act of 1940 . These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.
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

ALTIMETER GROWTH CORP. 2

Date: August 12, 2022		/s/ Brad Gerstner
	Name: Title:	Brad Gerstner Chief Executive Officer, President and Chairman (Principal Executive Officer)

Date: August 12, 2022		/s/ Hab Siam
	Name: Title:	Hab Siam General Counsel (Principal Financial and Principal Accounting Officer)