Form 10-Q
period 2022-09-30
Altimeter Growth Corp. 2
filed 2022-11-14
CIK 1830232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2022

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
of the Exchange Act).     Yes  ☒    No  ☐
As of November

1
4
,
2022 there were 46,100,000 Class A ordinary shares, $0.0001 par value and 11,250,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALTIMETER GROWTH CORP. 2

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2022

PART 1 – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALTIMETER GROWTH CORP. 2
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current Assets
Cash	$46,196	$398,681
Prepaid Expenses	95,625	405,223

Total Current Assets	141,821	803,904
FPA Asset	—	394,350
Marketable securities held in Trust Account	452,738,926	450,028,147

TOTAL ASSETS	$452,880,747	$451,226,401

LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses and accounts payable	$952,790	$814,452
Accounts payable – related party	46,219	46,219
Promissory note – related party	147,350	—

Total Current Liabilities	1,146,359	860,671
FPA liability	2,059	—
Deferred underwriting fee payable	15,750,000	15,750,000

Total Liabilities	16,898,418	16,610,671
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption $0.0001 par value, 45,000,000 shares outstanding as of September 30, 2022 and December 31, 2021, respectively, at a redemption value of $10.06 and $10.00 per share, respectively	452,738,926	450,000,000
Shareholders’ Deficit
Preference Shares, $0.0001 par value; 1,000,000 shares authorized, no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized, 1,100,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	110	110
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 11,250,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,125	1,125
Additional paid-in capital	—	—
Accumulated deficit	(16,757,832)	(15,385,505)

Total Shareholders’ Deficit	(16,756,597)	(15,384,270)

TOTAL LIABILITIES, CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT	$452,880,747	$451,226,401

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021
Operating costs	$231,274	$693,299	$947,771	$1,193,776

Loss from operations	(231,274)	(693,299)	(947,771)	(1,193,776)
Other Income:
Interest earned on marketable securities held in Trust Account	2,034,887	6,914	2,710,779	19,615
Change in fair value of FPA Asset/Liability	(30,083)	1,627,867	(396,409)	471,389

Net Income (Loss)	$1,773,530	$941,482	$1,366,599	$(702,772)

Weighted average shares outstanding, Class A ordinary shares (1)	46,100,000	46,100,000	46,100,000	44,242,491

Basic and diluted net income (loss) per share, Class A ordinary shares (1)	$0.03	$0.02	$0.02	$(0.01)

Weighted average shares outstanding, Class B ordinary shares (1)	11,250,000	11,250,000	11,250,000	11,199,634

Basic and diluted net income (loss) per share, Class B ordinary shares (1)	$0.03	$0.02	$0.02	$(0.01)

(1)
Subsequent to September 30, 2021, the Company adjusted its approach in calculating net loss per share to comply with FASB ASC Topic 260, “Earnings Per Share”. In doing so, the Company adopted a pro-rata
approach between its two classes of shares. All share and
per-share
data have been retroactively restated to reflect this change.

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND
SEPTEMBER 30, 2021 (UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance – January 1, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(15,385,505)	$(15,384,270)
Net los s	—	—	—	—	—	(732,990)	(732,990)

Balance – March 31, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(16,118,495)	$(16,117,260)

Accretion to Class A ordinary share redemption amount	—	—	—	—	—	(704,039)	(704,039)
Net income	—	—	—	—	—	326,059	326,059

Balance – June 30, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(16,496,475)	$(16,495,240)

Accretion to Class A ordinary shares redemption amount	—	—	—	—	—	(2,034,887)	(2,034,887)
Net income	—	—	—	—	—	1,773,530	1,773,530

Balance – September 30, 2022	1,100,000	$110	11,250,000	$1,125	$—	$(16,757,832)	$(16,756,597)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)
Balance – January 1, 2021	—	$—	11,250,000	$1,125	$23,875	$(5,000)	$20,000
Sale of 1,100,000 Private Placement Share s	1,100,000	110	—	—	10,999,890	—	11,000,000
Accretion to Class A ordinary shares redemption amount	—	—	—	—	(11,023,765)	(14,281,010)	(25,304,775)
Net loss	—	—	—	—	—	(1,914,524)	(1,914,524)

Balance – March 31, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(16,200,534)	$(16,199,299)

Net income	—	—	—	—	—	270,269	270,269

Balance – June 30, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(15,930,265)	$(15,929,030)

Net income	—	—	—	—	—	941,482	941,482

Balance – September 30, 2021	1,100,000	$110	11,250,000	$1,125	$—	$(14,988,783)	$(14,987,548)

The accompanying notes are an integral part of the unaudited condensed financial statements.

ALTIMETER GROWTH CORP. 2
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flow from operating activities:
Net income (loss)	$1,366,599	$(702,772)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,710,779)	(19,615)
Change in fair value of FPA	396,409	(471,389)
Changes in operating assets and liabilities
Prepaid expenses	309,598	(486,333)
Accrued expenses	138,338	666,340

Net cash used in operating activities	(499,835)	(1,013,769)

Cash flow from investing activities:
Investment of cash in Trust Account	—	(450,000,000)

Net cash used in investing activities	—	(450,000,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	441,000,000
Proceeds from sale of private placement units	—	11,000,000
Proceeds from promissory note – related party	147,350	—
Repayment of promissory note – related party	—	(144,545)
Payment of offering costs	—	(390,230)

Net cash provided by financing activities	147,350	451,465,225

Net change in cash	(352,485)	451,456
Cash - Beginning of the period	398,681	—

Cash - End of the period	$46,196	$451,456

Non-cash investing and financing activities:
Deferred underwriting fee payable	$—	$15,750,000

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 14, 2020 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Liquidity, Capital Resources and Going Concern
At September 30, 2022 and December 31, 2021, we had cash of $46,196 and $398,681, held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying
 unaudited condensed
financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, which contains the audited financial statements and notes thereto. The interim results for the nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim periods.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements.
Making estimates requires management to exercise significant judgement. Significant estimates included in these unaudited condensed financial statements are the valuation of the FPA asset (liability). It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Inflation Reduction Act of 2022
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.
Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
At this time, it has been determined that none of the IR Act tax provisions have an impact to the Company’s fiscal 2022 tax provision. The Company will continue to monitor for updates to the Company’s business along with guidance issued with respect to the IR Act to determine whether any adjustments are needed to the Company’s tax provision in future periods.
Cash and cash equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Investments Held in Trust Account
At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury Securities.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

Gross Proceeds	$450,000,000
Less:
Class A ordinary shares issuance costs	$(25,304,775)
Plus:
Accretion of carrying value to redemption value	$25,304,775
Class A ordinary shares subject to possible redemption as of December 31, 2021	$450,000,000
Plus:
Accretion of carrying value to redemption value	$2,738,926

Class A ordinary shares subject to possible redemption as of September 30, 2022	$452,738,926

FPA Asset (Liability)
The Company accounts for the Forward Purchase Agreement (“FPA”) as a derivative instrument based on an assessment of the specific terms of the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the FPA is a freestanding financial instrument pursuant to ASC 480 and meets the definition of a derivative asset or liability pursuant to ASC 480. This assessment, which requires the use of professional judgment, is conducted at the time of execution of the FPA and as of each subsequent quarterly period end date while the FPA is outstanding. Changes in the estimated fair value of the FPA between reporting periods is recognized as a non-cash gain or loss on the statement of operations (see Note 9).
Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $25,304,775 were charged to shareholders’ equity upon the completion of the Initial Public Offering.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts), as stated in footnote 1 to the Condensed Statement of Operations, these amounts for the three and nine months ended September 30, 2021 have been adjusted to conform with the current year presentation:

	For the Three Months ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months ended September 30, 2022		For the period from March 10, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$1,425,627	$347,903	$756,797	$184,685	$1,098,522	$268,077	$(560,809)	$(141,964)
Denominator:
Basic and diluted weighted average shares outstanding	46,100,000	11,250,000	46,100,000	11,250,000	46,100,000	11,250,000	44,242,491	11,199,634

Basic and diluted net income (loss) per ordinary share	$0.03	$0.03	$0.02	$0.02	$0.02	$0.02	$(0.01)	$(0.01)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation

Coverage of $
250,000
. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature, other than the FPA asset (liability).
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of September 30, 2022.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
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
Administrative Support Agreement
The Company entered into an agreement, commencing on January 11, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial, and administrative support services. For the three and nine months ended September 30, 2022, the Company incurred $60,000 and $180,000, respectively, in fees for these services. For the three and nine months ended September 30, 2021, the Company incurred $60,000 and $180,000, respectively, in fees for these services. As of September 30, 2022 and December 31, 2021, the Company had $420,000 and $240,000 of these fees reflected in accrued expenses, respectively.
Promissory Note — Related Party
On October 23, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest
bearing and payable on the earlier of (i) March 31, 2021 or (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $144,545 was subsequently repaid on January 15, 2021. As of September 30, 2022, the promissory note expired and the Company is no longer able to borrow funds.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On June 10, 2022, amended and restated on August 11, 2022, the Company issued an unsecured promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000 and may be converted upon consummation of a Business Combination, at the lender’s discretion, into Class A ordinary shares at a price of $10 per share. The Note is non-interest
bearing and payable upon consummation of a Business Combination. If the Company does not complete a Business Combination, the Note will be forgiven, except to the extent that the Company has funds available to it outside of its Trust Account. The Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the Note and all other sums payable with regard to the Note becoming immediately due and payable. As of September 30, 2022 and December 31, 2021, $147,350 and $0 is outstanding and is classified as promissory note – related party, respectively.
The Sponsor has paid $46,219 directly to vendors on behalf of the Company as of September 30, 2022 and December 31 2021, this amount remains outstanding and is classified as accounts payable – related party on the Company’s balance sheet.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share. The shares would be identical to the Private Placement Shares. As of September 30, 2022 and December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Management continues to evaluate the impact of the
COVID-19
global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
NOTE 7 — CLASS A ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 45,000,000 Class A ordinary shares outstanding which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
NOTE 8 — SHAREHOLDERS’ DEFICIT
Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 1,100,000 Class A ordinary shares issued and outstanding, excluding 45,000,000 shares subject to redemption and presented as temporary equity, respectively.
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share, there were 11,250,000 Class B ordinary shares issued and outstanding at September 30, 2022 and December 31, 2021.
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
At September 30, 2022 and December 31, 2021, assets held in the Trust Account were comprised of $452,738,926 and $450,028,147, respectively, in money market funds which are invested primarily in U.S. Treasury Securities. During the three and nine months ended September 30, 2022 and 2021, the Company did not withdraw any interest income from the Trust Account.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	September 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$452,738,926	$450,028,147
FPA Asset (Liability)	3	$(2,059)	$394,350
FPA Asset (Liability)
The asset (liability) for the FPA was valued using an adjusted net assets method, which is considered to be a Level 3 fair value measurement. Under the adjusted net assets method utilized, the aggregate commitment of $50 million pursuant to the FPA is discounted to present value and compared to the fair value of the ordinary shares to be issued pursuant to the FPA. The fair value of the ordinary shares to be issued under the FPA is based on the public trading price of the Shares issued in the Company’s Initial Public Offering. The excess (liability) or deficit (asset) of the fair value of the ordinary shares to be issued compared to the $50 million fixed commitment is then reduced to account for the probability of consummation of the Business Combination. The primary unobservable input utilized in determining the fair value of the FPA is the probability of consummation of the Business Combination. As of September 30, 2022 and December 31, 2021, the probability assigned to the consummation of the Business Combination was 10% and 66.7%, respectively, which was determined based on observed success rates of business combinations for special purpose acquisition companies.

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The key inputs into the valuation analysis for the Forward Purchase Agreement were as follows at September 30, 2022 and December 31, 2021:

Input	September 30, 2022	December 31, 2021
Risk-free interest rate	3.9%	0.3%
Years to expected initial business combination date	0.25	0.75
Conditional probability of Securities Issued	10.0%	66.7%
Fair value of security at valuation date	$0.0004	$(0.12)

ALTIMETER GROWTH CORP. 2
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a summary of the changes in the fair value of the FPA asset, a Level 3 asset, measured on a recurring basis.

FPA (Asset) Liability
Fair value, January 11, 2021	$—
Recognized loss on change in fair value	1,664,090

Fair value, March 31, 2021	$1,664,090
Recognized gain on change in fair value	(507,612)

Fair value, June 30, 2021	$1,156,478
Recognized gain on change in fair value	(1,627,867)

Fair value, September 30, 2021	$(471,389)
Recognized gain on change in fair value	77,039

Fair value, December 31, 2021	$(394,350)
Recognized gain on change in fair value	260,521

Fair value, March 31, 2022	$(133,829)
Recognized gain on change in fair value	105,805

Fair value, June 30, 2022	$(28,024)
Recognized gain on change in fair value	30,083

Fair value, September 30, 2022	$2,059

NOTE 10 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Altimeter Growth Corp. 2. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to Altimeter Growth Holdings 2. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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

ALTIMETER GROWTH CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We may generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2022, we had a net income of $1,773,530, which consisted of interest earned on marketable securities held in the trust account of $2,034,887, offset by formation and operating expenses of $231,274 and a loss on the value of the FPA asset of $30,083.

For the three months ended September 30, 2021, we had net income of $941,482, which consisted of a gain on the value of the FPA of $1,627,867 and interest earned on marketable securities held in the trust account of $6,914 offset by formation and operating expenses of $693,299.

For the nine months ended September 30, 2022, we had a net income of $1,366,599, which consisted of formation and operating expenses of $947,771 and a loss on the value of the FPA asset of $396,409, offset by interest earned on marketable securities held in the trust account of $2,710,779.

For the nine months ended September 30, 2021, we had net loss of $702,772 which consisted of a loss on the value of the FPA of $471,389 and formation and operating expenses of $1,193,776, offset by $19,615 of interest earned on marketable securities held in the trust account.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $499,835. The net income of $1,366,599 was offset by the interest earned on marketable securities held in trust of $2,710,779 and changes in value of the FPA asset of $396,409 and in operating assets and liabilities used $447,936 of cash from operating activities.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,013,769. The net loss of $702,772 was offset by the interest earned on marketable securities held in trust of $19,615 and changes in value of the FPA asset of $471,389 and changes in operating assets and liabilities used $180,007 of cash from operating activities.

At September 30, 2022 and December 31, 2021, we had cash held in the Trust Account of $452,738,926 and $450,028,147, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) and the proceeds from the sale of the forward purchase shares to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

ALTIMETER GROWTH CORP. 2

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

At September 30, 2022 and December 31, 2021, we had cash of $46,196 and $398,681, held outside of the Trust Account, respectively. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. On June 10, 2022, amended and restated on August 11, 2022, the Company issued an unsecured promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $1,000,000. The Note is non-interest bearing and payable upon consummation of a Business Combination. As of September 30, 2022, $147,350 is outstanding. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into shares of the post-Business Combination entity at a price of $10.00 per share at the option of the lender.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022 and December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non- financial assets.

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

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Polices (“GAAP”). The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of the accounting pronouncement and therefore has not yet adopted as of September 30, 2022. Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2022, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating to, among other items, enhancing disclosures in business combination transactions involving blank check companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which blank check companies could become subject to regulation under the Investment Company Act of 1940 (the “Investment Company Act”) . These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted and, as a result, we may abandon our efforts to consummate a business combination and liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a business combination. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete a business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of its IPO Registration Statement or that does not complete its initial business combination within 24 months. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company, although we hold the proceeds from our Initial Public Offering and the simultaneous private placement in a Trust Account invested primarily in U.S. government securities. If we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, if we are deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a Business Combination and instead liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time on or prior to the 24-month (or 27-month, as applicable) anniversary of the effective date of the registration statement for our Initial Public Offering instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month (or 27-month, as applicable) anniversary of the effective date of the registration statement for our Initial Public Offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month (or 27-month, as applicable) anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month (or 27-month, as applicable) anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

ALTIMETER GROWTH CORP. 2

Date: November 14, 2022		/s/ Brad Gerstner
	Name:	Brad Gerstner
Chief Executive Officer, President and Chairman
	Title:	(Principal Executive Officer)

Date: November 14, 2022		/s/ Hab Siam
	Name:	Hab Siam
General Counsel
	Title:	(Principal Financial and Principal Accounting Officer)